Form 10-K
period 1998-12-31
MORTGAGE PASS THROUGH CERTIFICATES SERIES 1998-C6
filed 1999-04-15
CIK 1056766

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------
                                    FORM 10-K

(Mark One)    |X| Annual Report pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                     for fiscal year ended December 31, 1998

                                       or

              |_| Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                        Commission File Number: 333-31095
                                                ---------

                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
  (In Respect of COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C6)
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        133789046
------------------------------------------                ---------------------
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

             60 Wall Street
             New York, NY                                         10260
------------------------------------------                ---------------------
(Address of Principal Executive Offices)                         Zip Code

                                 ( 212) 648-3636
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |_|     No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1999.

                                 Not Applicable.

Number of shares of common stock outstanding as of January 31, 1999.

                                 Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                      None.

                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
          COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C6
          -------------------------------------------------------------
                                    FORM 10-K

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.

           Item 1.        Business............................................................................  4
           Item 2.        Properties........................................................................... 4
           Item 3.        Legal Proceedings...................................................................  5
           Item 4.        Submission of Matters to a Vote of Security Holders.................................  5

PART II.

           Item 5.        Market for Registrant's Common Equity and Related
                            Stockholder Matters...............................................................  5
           Item 6.        Selected Financial Data.............................................................  5
           Item 7.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...............................................  5
           Item 8.        Financial Statements and Supplementary Data.........................................  5
           Item 9.        Changes In and Disagreements With Accountants on
                            Accounting and Financial Disclosure...............................................  5

PART III.

           Item 10.       Directors and Executive Officers of the Registrant.................................   5
           Item 11.       Executive Compensation.............................................................   6
           Item 12.       Security Ownership of Certain Beneficial Owners and Management.....................   6
           Item 13.       Certain Relationships and Related Transactions.....................................   6

PART IV.

           Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................   6

           Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants
             Which Have Not Registered Securities Pursuant to Section 12 of such Act..........................  7

SIGNATURES....................................................................................................  8

INDEX OF EXHIBITS.............................................................................................  9

                                     PART I

Item 1. Business

This Annual Report on Form 10-K is being filed on behalf of J.P. Morgan Commercial Mortgage Finance Corp (the "Registrant") by State Street Bank and Trust Company, solely in its capacity as trustee under a Pooling and Servicing Agreement dated as of March 1, 1998 (the "Pooling Agreement") among J.P. Morgan Commercial Mortgage Finance Corp. as depositor ("Registrant"), Dover House Capital, LLC as master servicer, CRIIMI MAE Services Limited Partnership ("CRIIMI MAE Services") as special servicer, and State Street Bank and Trust Company as trustee (the "Trustee") and with respect to the Registrant's Commercial Mortgage Pass-Through Certificates, Series 1998-C6 (the "Certificates"). Midland Loan Services, Inc. (the "Master Servicer") has succeeded Dover House Capital, Inc. ("Dover House"), successor in interest to Dover House Capital LLC, as master servicer under the Pooling Agreement. The Registrant has been informed that CRIIMI MAE Services has made or is in the process of making arrangements to have Banc One Mortgage Capital Markets, LLC (the "Special Servicer") succeed to CRIIMI MAE Services as special servicer under the Pooling Agreement.

Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

The information contained herein has been supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

The information called for by this item is omitted as it is not applicable to the Trust Fund. As used in this Annual Report on Form 10-K, "omitted" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar trusts or certificates.

Item 2. Properties

Information regarding the mortgaged properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans.

The Annual Statement as to Compliance of the Master Servicer and of the Special Servicer is annexed hereto as Exhibit 14(a)(1)(i) and Exhibit 14(a)(1)(ii), respectively. The Annual Independent Public Accountants' Report with respect to the servicing of Midland Loan Services, Inc., as the Master Servicer, is annexed hereto as Exhibit 14(a)(1)(v). The Annual Independent Public Accountants' Report of PricewaterhouseCoopers LLP with respect to the Special Servicer is annexed hereto as Exhibit 14(a)(1)(iii). The Annual Statement as to Compliance of CRIIMI MAE Services is annexed hereto as Exhibit 14(a)(1)(iv). The Annual Independent Public Accountants' Servicing Report with respect to special servicing by CRIIMI MAE Services has not been delivered to the Trustee. The Trustee, on behalf of the Registrant, intends to file such Servicing Report with the Commission subject to and upon receipt thereof.

The Annual Statement as to Compliance of Dover House has not been delivered to the Trustee. Upon and subject to the receipt thereof, the Trustee, on behalf of the Registrant, intends to file such Statement with the Commission. The Annual Independent Public Accountants' Servicing Report with respect to the servicing by Dover House has not been delivered to the Trustee. Upon and subject to the receipt thereof, the Trustee intends to file such Statement with the Commission.

The Trust did not acquire any mortgage property in connection with the foreclosure of a defaulted Mortgage Loan or otherwise.

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) Mortgaged Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Master Servicer, Banc One Mortgage Capital Markets, LLC ("BOMCM") as special servicer, CRIIMI MAE Services as prior special servicer, Dover House, as prior master servicer or the Trustee with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to any of such parties duties under the Pooling Agreement and not material when taken as a whole.

On October 5, 1998, CRIIMI MAE Inc. ("CRIIMI MAE"), an affiliate of CRIIMI MAE Services, filed a petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Maryland. This filing led to actions by certain rating agencies affecting the status of CRIIMI MAE Services as an approved servicer and thereupon, in order to allay rating agency concerns, to action by CRIIMI MAE to cause the removal and replacement of CRIIMI MAE Services as Special Servicer under the Pooling Agreement and the appointment of BOMCM as the replacement Special Servicer under the Pooling Agreement. The Registrant and the Trustee have been informed that CRIIMI MAE Services continues to perform special servicing functions as sub-special servicer from BOMCM. To the knowledge of the Registrant and the Trustee, CRIIMI MAE Services did not file for protection under Chapter 11 or any other Chapter of the Bankruptcy Code.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 31, 1998, there are an aggregate of two (2) holders of all Classes of the Registrant's Commercial Mortgage Pass-Through Certificates, Series 1998-C6.

Item 6. Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted.

Item 8. Financial Statements and Supplementary Data

Omitted.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Pool or the Certificates.

Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Information required by this item with respect to the security ownership of certain beneficial owners of the Certificates is annexed hereto as Exhibit 99.1.

(b)      Omitted.

(c)      Omitted.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements

                (i) The Statement of Compliance delivered by Midland Loan Services, Inc. as Master Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i).

                (ii) The Statement of Compliance delivered by Banc One Mortgage Capital Markets, LLC under the Pooling Agreement is annexed hereto as
         Exhibit 14(a)(1)(ii).

                (iii) The Independent Accountant's Report of
         PriceWaterhouseCoopers LLP with respect to special servicing by Banc One Mortgage Capital Markets, LLC is annexed hereto as Exhibit 14(a)(1)(iii).

                (iv) The Statement of Compliance delivered by CRIIMI MAE Services Limited Partnership as Special Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iv).

                (v) The Independent Accountant's Report of Ernst & Young LLP with respect to master servicing by Midland Loan Services, Inc. is annexed hereto as Exhibit 14(a)(1)(v).

         (a)(2) Financial Statement Schedules

         Omitted.

         (a)(3) Exhibits

         Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

               4. Pooling and Servicing Agreement dated as of March 1, 1998, by and among J.P. Morgan Commercial Mortgage Finance Corp., as depositor, Dover House Capital, LLC as master servicer, Criimi Mae Services Limited Partnership as special servicer, and State Street Bank and Trust Company, as Trustee.

               99.1* Security Ownership of Certain Beneficial Owners.

         (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

               Report on Form 8-K dated October 9, 1998, reporting items 5 and
               7.

               Report on Form 8-K dated November 2, 1998, reporting items 5 and
               7.

               Report on Form 8-K dated December 7, 1998, reporting items 5 and
               7.

------------------
*  Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   J.P. MORGAN COMMERCIAL MORTGAGE
                                   SECURITIES, INC. (IN RESPECT OF ITS
                                   COMMERCIAL MORTGAGE PASS-THROUGH
                                   CERTIFICATES, SERIES 1998-C6)


Dated:  April 15, 1999             By:  State Street Bank and Trust Company,
                                        solely in its capacity as Trustee of the
                                        Trust Fund for the Registrant's
                                        Commercial Mortgage Pass-Through
                                        Certificates, Series 1998- C6 and not
                                        individually


                                   By:  /s/ David Shepherd
                                        ----------------------------------------
                                        David Shepherd, Assistant Secretary

                                INDEX OF EXHIBITS

Exhibit No.     Description
-----------     -----------

14(a)(1)(i)     The Annual Statement of Compliance delivered by Midland Loan
                Services, Inc., as Master Servicer

14(a)(1)(ii)    The Annual Statement of Compliance delivered by Banc One
                Mortgage Capital Markets, LLC, as Special Servicer

14(a)(1)(iii)   The Independent Accountant's Report of PriceWaterhouseCoopers
                LLP with respect to Banc One Mortgage Capital Markets, LLC

14(a)(1)(iv)    The Annual Statement of Compliance delivered by CRIIMI MAE
                Services Limited Partnership, as Special Servicer

14(a)(1)(v)     The Independent Accountant's Report of Ernst & Young LLP with respect to Midland Loan Services, Inc.

99.1 Security Ownership of Certain Beneficial Owners (with original principal balances)